Form 10-Q
period 2008-12-31
Valiant Healthcare, Inc.
filed 2009-03-03
CIK 1449491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53487
Valiant Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 26-2871644
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

210 N. University Drive, Suite 810, Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)
(954) 419-1835
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
As of March 3, 2009, the Registrant had 1,000,000 shares of its common stock outstanding.

INDEX

Page Number

Part I. FINANCIAL INFORMATION:

Item 1. Unaudited Financial Statements

Balance Sheet— As of December 31, 2008	3

Statement of Operations — For the Three Months Ended December 31, 2008 and for the cumulative period from inception (June 24, 2008) to December 31, 2008	4

Statements of Stockholder’s Equity — For the cumulative period from inception (June 24, 2008) to December 31, 2008	5

Statements of Cash Flows — For the cumulative period from inception (June 24, 2008) to December 31, 2008	6

Notes to Financial Statements	7

Item 1A. Risk Factors	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

Exhibit 31.1
Exhibit 32

ITEM 1. FINANCIAL STATEMENTS
Valiant Healthcare, Inc.
a development stage company
Balance Sheet
December 31, 2008

Assets
Current Assets
Cash	$7,500

Total Assets	$7,500

Liabilities
Accounts payable and accrued expenses	$5,000

Total Liabilities	5,000

Stockholder’s Equity:
Common Stock, 100,000,000 shares authorized 1,000,000 shares @ $.0001 par issued and outstanding	$1,000
Additional Paid in Capital	6,500
(Deficit) Accumulated During Development Stage	(5,000)

Total Stockholder’s Equity	$2,500

Total Liabilities and Stockholder’s Equity	$7,500

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
a development stage company
Statement of Operations
For the three month period ended December 31, 2008 and
for the cumalative period from inception (June 24, 2008) to December 31, 2008

	For the three	From Inception
	months ending	(June 24, 2008)
	Dec. 31, 2008	to December 31, 2008

Revenues	$—	$—

Cost and expenditures

Professional fees	$—	$5,000

Total costs and expenses	$—	5,000

Provision for Income Taxes

Net loss	$—	$(5,000)

Weighted Average of Shares Outstanding	1,000,000	1,000,000

Loss per share, basic	$—	$(.005)
The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
a development stage company
Statement of Stockholder’s Equity
For the Period from Inception (June 24, 2008) to June 30, 2008

					Deficit
	Common	Par			Accumulated during
	Stock	Value	Total	APIC	development stage	Total
Balance, Beginning	—	$—	$—	$—	—	$—

Isuance of Shares-Founder for cash June 24, 2008, $0.0075/share	5,000,000	0.001	5,000	2,500	—	7,500

Loss for the initial period	—	—	—	—	(5,000)	(5,000)

Balance, Ending	5,000,000	$0.0001	$5,000	$2,500	(5,000)	2,500)

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
a development stage company
Statement of Cash Flows
December 31, 2008

Cash Flows from operating activities:
Net Loss for the period	$(5,000)
Net Increase in accounts payable	5,000
Cash Flows from Financing Activities
Sale of Common Stock	7,500

Net Increase in Cash	7,500

Cash at the beginning	—

Cash at the end	$7,500

Supplemental Information
The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Notes to Financial Statements
December 31, 2008
NOTE 1 — ORGANIZATION
Organization and Line of Business
Valiant Healthcare, Inc. (the “Company”) is currently a blank check company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Delaware on June 24, 2008. The Company’s purpose is to raise capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.
The Company should be considered a development stage company. As of December 31, 2008 the has not entered in to nay business activity.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation/Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue.This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
Management intends to raise financing through private equity financing or other means and interests that it deems necessary.
As of December 31, 2008 the company has not raised any equity financing.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates.
Fair Value of Financial Instruments
The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Valiant Healthcare, Inc.
Notes to Financial Statements
June 30, 2008
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.
Basis and Diluted Income/(Loss) Per Share:
In accordance with SFAS No. 128, “Earnings Per Share,” the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
NOTE 3 — STOCKHOLDER’S EQUITY
The Company has issued 1,000,000 shares of its common stock as founder shares, for a total consideration of $7,500, for a per share price of $0.0075.

ITEM 1A. RISK FACTORS
The business of Valiant is subject to numerous risk factors, including the following:
Valiant has no operating history nor revenue and minimal assets and operates at a loss. Valiant has had no operating history nor any revenues or earnings from operations. Valiant has no significant assets or financial resources. Valiant has sustained losses to date and will, in all likelihood, continue to sustain expenses without corresponding revenues, at least until the consummation of a business combination. Valiant anticipates that the costs of seeking, investigating and analyzing potential business combinations over the next 12 months will be paid with current funds or with such additional amounts from the sale of its securities or that it may be able to borrow.
Valiant has only one director and one officer. The sole officer and director of Valiant is Steven Turner. Because management consists of only one person, Valiant does not benefit from multiple judgments that a greater number of directors or officers would provide and Valiant will rely completely on the judgment of its sole officer and director when selecting a target company. Mr. Turner anticipates devoting only a limited amount of time to the business of Valiant. Mr. Turner has not entered into a written employment agreement with Valiant. Valiant has not obtained key man life insurance on Mr. Turner. The loss of his services would adversely affect development of the business of Valiant and its likelihood of commencing operations.
Conflicts of interest. Mr. Turner, the president of Valiant, participates in other business ventures which may compete with Valiant. Additional conflicts of interest and non-arms length transactions may also arise in the future. The certificate of incorporation of Valiant provides that Valiant may indemnify officers and/or directors of Valiant for liabilities, which can include liabilities arising under the securities laws. Assets of Valiant could be used or attached to satisfy any liabilities subject to such indemnification.
The proposed operations of Valiant are speculative. The success of the proposed business plan of Valiant will depend to a great extent on the operations, financial condition and management of the identified target companies. While business combinations with entities having established operating histories are preferred, there can be no assurance that Valiant will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if Valiant had more funds available to it, would be desirable. There is no assurance that Valiant can identify a target company and consummate a business combination.
Possible classification as a penny stock. In the event that a public market develops for the securities of Valiant following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule15g-9 which establishes the definition of a “penny stock”, for purposes relevant to Valiant, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors’ rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.
There is a scarcity of and competition for business opportunities and combinations. Valiant is and will continue to be an insignificant participant in the business of seeking business combinations of business entities. A large number of established and well-financed entities, including venture capital firms, are active in business combinations of companies which may be target candidates for Valiant. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Valiant and, consequently, Valiant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Valiant will also compete with numerous other small public companies in seeking business combination candidates.

There is no agreement for a business combination and no minimum requirements for business combination. As of the date of this report, Valiant had no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. When, if at all, Valiant enters into a business combination it will file the required reports with the Securities and Exchange Commission. There can be no assurance that Valiant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Valiant has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which Valiant would not consider a business combination with such business entity. Accordingly, Valiant may enter into a business combination with one or more business entities having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that Valiant will be able to negotiate a business combination on terms favorable to Valiant.
Shareholders may not have a vote in approving a business combination. Valiant intends to enter into a business combination, in the form of (i) a merger of another company into Valiant, (ii) an acquisition by Valiant of all or substantially all of the stock of another company, or (iii) an acquisition by Valiant of all or substantially all of the assets of another company, structured pursuant to Delaware law in such a manner that will not require a vote of shareholders. In such cases shareholders should be aware that they will not have a voice in effecting such a business combination and that Valiant may effect a business combination without prior shareholder consent. Notwithstanding if under Delaware law any aspect of a business combination requires shareholder vote, Valiant will obtain such vote.
Reporting requirements may delay or preclude business combination. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, Valiant is required to provide certain information about significant business combination including audited financial statements of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable business combination by Valiant. Target companies that do not have or are unable to obtain the required audited statements may not be appropriate for a business combination so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to Valiant at the time of entering into an agreement for a business combination. In cases where audited financial statements are unavailable, Valiant will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a target company might prove to be an unfavorable one for Valiant.
Regulation under Investment Company Act. In the event Valiant engages in business combinations which result in Valiant holding passive investment interests in a number of entities, Valiant could be subject to regulation under the Investment Company Act of 1940. Passive investment interests, as used in the Investment Company Act, essentially means investments held by entities which do not provide management or consulting services or are not involved in the business whose securities are held. In such event, Valiant would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Valiant has obtained no formal determination from the Securities and Exchange Commission as to the status of Valiant under the Investment Company Act of 1940. Any violation of such Act could subject Valiant to material adverse consequences.
Possible change in value of shares upon business combination. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the common stock of Valiant may increase or decrease, perhaps significantly.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Valiant may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. Valiant intends to structure any business combination so as to minimize the federal and state tax consequences to both Valiant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Valiant has no operations nor does it currently engage in any business activities generating revenues. Valiant’s principal business objective for the following 12 months is to achieve long-term growth through a business combination with one or more target companies.
Valiant anticipates that during the 12 months following the date of this registration statement, it will incur costs related to (i) filing reports as required by the Exchange Act and (ii) consummating one or more business combinations. Valiant anticipates that the costs of seeking, investigating and analyzing potential business combinations over the next 12 months will be paid with current funds or with such additional amounts from the sale of its securities or that it may be able to borrow.
Results of Operations
For the three months ending December 31, 2008, Valiant had no activities that produced revenues from operations and incurred no expenses.
For the period from inception (June 24, 2008) through December 31, 2008, Valiant had no activities that produced revenues from operations and had a net loss of $5,000, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of Valiant and the filing of its Registration Statement on From 10 filed in November 2008.
Liquidity and Capital Resources
As of December 31, 2008, Valiant had assets equal to $7,500 comprised exclusively of cash. Valiant had current liabilities of $5,000 as of December 31, 2008, comprising accounts payable to professionals.
The following is a summary of Valiant’s cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (June 24, 2008) through December 31, 2008

Operating activities	$—
Investing activities	$—
Financing activities	$7,500

Net effect on cash	$7,500
Valiant has nominal assets and has generated no revenues since inception. Valiant is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, Valiant may not be able to implement its plan of operations.

Search for Target Company
Valiant does not anticipate utilizing any consultant or finder in locating or analyzing any potential target company. Valiant may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. Valiant may also locate a potential target company through its business contacts or others who are aware or become aware of Valiant.
Valiant intends to restrict its search for business entities engaged in the healthcare industry. Such an entity may be in its preliminary or development stage, already in operation, or in essentially any stage of its business life. Valiant believes that there are certain perceived advantages to being a public company such as, among others, increased visibility in the financial community, facilitation of borrowing from financial institutions, possible increased valuation, possible greater ease in raising capital, and enhanced corporate image.
Certain private companies may find a business combination with Valiant more attractive than the public offering of their own securities. Reasons for this may include the following:
•	inability to obtain an underwriter;

•	possible larger costs, fees and expenses of a public offering;

•	possible delays in the public offering process;

•	greater dilution of outstanding securities.
Since the effective date of Valiant’s registration statement on Form 10, Valiant has had limited contact or discussions with other entities regarding a potential business combination and there is no assurance that Valiant will locate a target company for a business combination. No assurances can be given that Valiant will be able to enter into any business combination, as to the terms of a business combination, or as to the nature of a target company.
Valiant intends to enter into a business combination, in the form of (i) a merger of another company into Valiant, (ii) an acquisition by Valiant of all or substantially all of the stock of another company, or (iii) an acquisition by Valiant of all or substantially all of the assets of another company, structured pursuant to Delaware law in such a manner that will not require a vote of shareholders. In such cases shareholders should be aware that they will not have a voice in effecting such a business combination and that Valiant may effect a business combination without prior shareholder consent. Notwithstanding if under Delaware law any aspect of a business combination requires shareholder vote, Valiant will obtain such vote.
Once a business combination has been effected, Valiant will file with the Securities and Exchange Commission a report on Form 8-K which will provide disclosure to its shareholders of such transaction.
General Business Plan
The purpose of Valiant is to seek, investigate and, if such investigation warrants, acquire an interest in one or more business entities in the healthcare industry. While Valiant will attempt to acquire over time interests in more than one such business entity, it may be able to participate in only one potential business venture, if any, in part because Valiant has nominal assets and limited financial resources. This lack of diversification, should it occur, would be a substantial risk to the stockholders of Valiant because it will not permit Valiant to offset potential losses from one venture against gains from another.

Valiant may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.
Valiant believes that as a holding company it offers certain benefits to target companies. The affiliation of multiple companies as part of a holding company may result in cost efficiencies through the reduction of duplicate activities such as administration, office space and advertising. It may result in improved management and product through the interchange of ideas between the various affiliated companies. It may also result in an increased valuation of the holding company beyond the combined valuations of the affiliated companies separately.
Valiant intends at some point to become a publicly-traded company by the registration of its securities. This will not occur until Valiant has entered into at least one business combination. Valiant also intends from time to time to seek financing for its activities through debt or equity offerings, or both. No assurance can be given that Valiant will be able to enter into any business combination, to have its securities publicly traded, or to obtain debt or equity financing.
Target companies may include those seeking the perceived benefits of a publicly-traded company. Such perceived benefits may include facilitating or improving the terms on which debt or equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity for stockholders and other factors. Business opportunities may be available in many different parts of the healthcare industry and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.
Valiant has, and will continue to have, no capital itself with which to provide the owners of business entities with any cash or other assets. Any capital formation for such business entities would occur after the business combination. While in certain cases Valiant may structure a commitment from a underwriter or other financial source for funding incident to or following a business combination, it is more likely that such a commitment will not exist. In such case, a target company for which financing is a consideration would have to decide whether to enter into a business combination without any assurance of such financing.
The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of Valiant. In analyzing prospective business opportunities, Valiant may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Valiant to search for and enter into potential business opportunities.
Valiant is subject to the reporting requirements of the Exchange Act. Included in these requirements is the duty of Valiant to file audited financial statements reporting a business combination which is required to be filed with the Securities and Exchange Commission upon completion of the combination.
Terms of a Business Combination
In implementing a structure for a particular business combination, Valiant may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In many circumstances, Valiant may wish to register all or a part of its securities for public trading after the transaction is consummated. If such registration occurs, it will be undertaken after Valiant has entered into an agreement for a business combination or has consummated a business combination and Valiant is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of Valiant may depress the market value of the securities of Valiant in the future if such a market develops, of which there is no assurance.
While the terms of a business transaction to which Valiant may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and will thereby attempt to structure the combination as a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.
Valiant will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.
Undertakings and Understandings Required of Target Companies
A potential target company should be aware that the market price and trading volume of the securities of Valiant, when and if listed for secondary trading, may depend in great measure upon the efforts of management to encourage interest in Valiant within the United States financial community. Valiant does not have currently the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in Valiant’s securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in Valiant’s securities, which may result in a significant pressure on their market price. Valiant may consider the ability and commitment of a target company to participate with management in actively encouraging interest in Valiant’s securities following a business combination in deciding whether to enter into a transaction with such company.
A business combination with Valiant separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with Valiant normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. Valiant may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.
Competition
Valiant will remain an insignificant participant among the firms which engage in business combinations and seeking business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Valiant. In view of Valiant’s combined extremely limited financial resources and limited management availability, Valiant will continue to beat a significant competitive disadvantage compared to Valiant’s competitors.

Off-Balance Sheet Arrangements
Valiant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Valiant is not required to provide information by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (which currently is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Valiant is not involved in any legal proceedings as of the date of this report.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 3, 2009

VALIANT HEALTHCARE, INC. (Registrant)
By:	/s/ Steven Turner
Steven Turner
President (Principal Executive Officer and Chief Accounting Officer)

EXHIBIT INDEX

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.