Form 10-Q
period 2009-03-31
Valiant Healthcare, Inc.
filed 2009-05-12
CIK 1449491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53487
Valiant Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	No. 26-2871644 (I.R.S. Employer Identification No.)
of incorporation or organization)

210 N. University Drive, Suite 810, Coral Springs, Florida (Address of principal executive offices)	33071 (Zip Code)
(954) 419-1835
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
As of May 5, 2009, the Registrant had 11,950,000 shares of its common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS
Valiant Healthcare, Inc.
a development stage company
Balance Sheet
March 31, 2009

Assets
Current Assets
Cash	$7,500

Total Assets	$7,500

Liabilities
Accounts payable and accrued expenses	$5,000

Total Liabilities	5,000

Stockholder’s Equity:
Common Stock. 100,000,000 shares authorized 1,000.000 shares @ .001 par issued and outstanding	$1,000
Additional Paid in Capital	6,500
(Deficit) Accumulated During Development Stage	(5,000)

Total Stockholder’s Equity	$2,500

Total Liabilities and Stockholder’s Equity	$7,500

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.

a development stage company
Statement of Operations
For the Three month period ended March 1, 2009 and
for the cumalative period from inception (June 24, 2008)

	For 3 mths.	From Inception
	ending	(June 24, 2008)
	Dec. 31, 2008	to Dec. 31, 2008

Revenues	$—	$—

Cost and expenditures

Professional fees	$0.00	$5,000

Total costs and expenses	$0.00	5.000

Provision for income Taxes

Net loss		$(5,000)

Weighted Average of Shares Outstanding	1,000,000	1,000,000

Loss per share, basic	$—	$(.005)
The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.

a development stage company
Statement of Stockholder’s Equity
For the Period from Inception June 24, 2008 to March 31, 2009

	Common	Par
	Stock	Value	Total	APIC	Deficit Accumulated during development stage	Total
Balance, Beginning	—	$—	$—	$—	—	$—

Isuance of Shares-Founder for cash June 24, 2008, $0.0075/share	5,000,000	0.001	5,000	2,500	—	7,500

Loss for the initial period	—	—	—	—	(5,000)	(5,000)

Balance, Ending	5,000,000	$0,001	$5,000	$2,500	(5,000)	(2,500)

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
a development stage company
Statement of Cash Flows
March 31, 2009

Cash Flows from operating activities:
Net Loss for the period	$(5,000)
Net increase in accounts payable	5,000
Cash Flows from Financing Activities
Sale of Common Stock	7,500

Net Increase in Cash	7,500

Cash at the beginning	—

Cash at the end	$7,500

Supplemental information
The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Notes to Financial Statements
Ending period March 31, 2009
Dated April 28, 2009
NOTE 1 — ORGANIZATION
Organization and Line of Business
Valiant Healthcare, Inc. (the “Company”) is currently a blank check company under the provisions of Statement of Financial Accounting Standards (“SPAS”) No. 7 and was incorporated under the laws of the State of Delaware on June 24, 2008. The Company’s purpose is to raise capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.
The Company should be considered a development stage company. As of April 1, 2009 the company has entered in to an agreement to acquire Accessible Home Health Care from Accessible Healthcare Services, Inc.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation/Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
Management intends to raise financing through private equity financing or other means and interests that it deems necessary.
As of March 31, 2009 the company has not raised any equity financing.
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
March 31, 2009
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
Basis and Diluted lncome/(Loss) Per Share:
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
Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicabie laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
NOTE 3 — STOCKHOLDER’S EQUITY
The Company has issued 1,000,000 shares of its common stock as founder shares, for a total consideration of $7,500, for a per share price of $0.0075.

ITEM 1A. RISK FACTORS
The business of Valiant is subject to numerous risk factors, including, but not limited to, the following:
We may not be profitable in the future.
While the related entity from which we only recently purchased the assets for Accessible Home Health Care was profitable in the past, we may not be profitable in the future as we operate these assets and other assets or entities that we might purchase. Since we were only formed in June 2008, we have incurred start-up and other expenses and have incurred losses as a result. We acquired these operating assets from a related entity on April 1, 2009 and expect that our continued operation of those assets will allow us to be profitable. However, there is no guarantee that we will be profitable, either on a quarterly or yearly basis as we move forward with the newly-acquired operating assets as well as any other business combinations we might undertake.
We will require additional capital either from the sale of debt or equity securities, which we may be unable to obtain, to fund our expansion.
We will need a significant amount of additional capital to fund our growth and implement our business plan. Additional capital may not be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on the short term growth and implementation of our business plan. The issuance of additional equity capital, if needed, would result in dilution of the then current stockholder voting and ownership interests.
Valiant has a very limited operating history and only recently acquired assets that are operating assets and will produce revenues.
Valiant has had a very limited operating history. In addition, it was only on April 1, 2009 that we consummated a transaction by which we acquired operating assets that will produce ongoing revenues. Prior to that acquisition, Valiant had no significant assets or financial resources. Valiant has sustained losses to date.
Operating results are affected by general economic conditions and are subject to quarterly and seasonal fluctuations.
Valiant may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of its control. Factors that may adversely affect our quarterly operating results include, without limitation, (1) our ability to retain existing franchisees, attract new franchisees at a steady rate and maintain franchisee satisfaction, (2) the announcement or introduction of new services and products by either us or our competitors, (3) price competition in the industry, (4) the level of use of home health care services, (5) our ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (6) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (7) governmental regulation, and (8) general economic conditions and economic conditions specific to the home health care market.
We may not be able to identify or consummate the acquisitions we consider part of our current business plan, which could slow or restrict our growth strategy.
In our very limited history since incorporation, we have consummated one asset acquisition, which only closed on April 1, 2009. In the future, we intend to seek acquisition candidates in selected markets and from time to time will engage in exploratory discussions with suitable candidates. There can be no assurance, however, that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased assets or for other reasons. Future acquisitions may be financed through the issuance of our common stock, which may dilute the ownership of current stockholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

There is competition for those private companies suitable for transactions of the type contemplated by management.
We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating successful business combinations we are considering in order to expand our business. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.
Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future.
Our success depends to a significant extent on the skills and efforts of our executive management team and our consultants, including, but not limited to, Aarif Dohad, Mirella Salem and Steven Turner. We currently do not maintain “key man” life insurance for any of these individuals. As of the date of this report, we have not entered into any employment agreements. Therefore, our employees may voluntarily terminate their employment with us at any time. Our success depends on our ability to attract and retain additional qualified employees and we believe that our future success will depend in part upon our ability to attract and retain additional qualified personnel. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. We cannot assure that we will be able to attract and retain key personnel. The loss of one or more key personnel could have a material adverse effect on us.
Our business is subject to extensive government regulation and supervision.
Many aspects of our business are presently subject to extensive federal, state and local governmental regulations, including a requirement typically that our franchisees be licensed in order to operate. The failure to obtain licenses could prevent our franchisees from fully operating their businesses and could subject us and/or our franchisees to civil and/or criminal penalties. Obtaining the necessary licenses for our franchisees typically takes a significant amount of time and resources, with no guarantee that such license can be obtained in the end.
We believe we and/or our franchisees currently have all necessary licenses and approvals required for our existing operations in the states where operations are currently conducted. Nevertheless, there can be no assurance that our or our franchisees current or planned operations will meet licensure or other regulatory requirements, nor that such failure would not have a material adverse impact on our financial position or results of operation. Similarly, depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could have a material adverse effect on the our or their financial condition and/or results of operations.

Our industry is very competitive and many of our competitors have greater resources than we do.
The home health care market is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future from existing competitors and companies that enter our existing or future markets. Barriers to entry into the home health care market are relatively low, although we believe that the sophistication of our business and system will give us a competitive advantage over our competitors.
Many of our competitors and potential competitors have longer operating histories, more customers, greater brand recognition and substantially greater financial and other resources than we do. Our competitors may receive investments from or establish commercial or other business relationships with larger, well-financed companies. In addition, our competitors may be able to respond more quickly to changes in customer preferences, spend more on marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to developing their businesses.
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
Stockholders may not have a vote in approving a business combination. In addition to the recent asset purchase, Valiant intends to enter into other business combinations, in the form of (i) a merger of another company into Valiant, (ii) an acquisition by Valiant of all or substantially all of the stock of another company, or (iii) an acquisition by Valiant of all or substantially all of the assets of another company, structured pursuant to Delaware law in such a manner that generally will not require a vote of stockholders. In such cases stockholders should be aware that they will not have a voice in effecting such a business combination and that Valiant may effect a business combination without prior stockholder consent. Notwithstanding, if under Delaware law any aspect of a business combination requires shareholder vote, Valiant will obtain such vote.
Reporting requirements may delay or preclude business combination. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, Valiant is required to provide certain information about significant business combinations including audited financial statements of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable business combination by Valiant. Target companies that do not have or are unable to obtain the required audited statements may not be appropriate for a business combination so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to Valiant at the time of entering into an agreement for a business combination. In cases where audited financial statements are unavailable, Valiant will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a target company might prove to be an unfavorable one for Valiant.
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
Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Valiant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Valiant intends to structure any business combination so as to minimize the federal and state tax consequences to both Valiant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General/History
Valiant was incorporated under the laws of the State of Delaware on June 24, 2008. During the following months, the only activities it conducted was to file a registration statement with the U.S. Securities and Exchange Commission on Form 10, which became effective in January 2009. After this event, Valiant is considered a public company with all of the required reporting requirements under the laws and regulations of the SEC, although none of our common stock or other securities are listed on a stock exchange or quotation system and thus are not yet publicly-traded. Valiant was organized to pursue business combinations, particularly in the healthcare industry. Until its acquisition of the domestic franchise-related assets of Accessible Healthcare Services, Inc, on April 1, 2009, Valiant conducted no operations other than those generally involved in organizing and the registration process with the SEC.
On April 1, 2009, Valiant consummated the acquisition of the domestic franchise-related assets of Accessible Healthcare Services, Inc, a Florida corporation, doing business as Accessible Home Health Care. Accessible Healthcare Services, Inc. was incorporated in the State of Florida on May 1, 2003. It began offering for sale franchises that operate under the “Accessible Home Health Care” name and marks on August 1, 2005. Its predecessor company providing home health care services (medical and non-medical) was Accessible Nurse Registry, Inc, which was formed and conducted business since May 2001. This predecessor eventually became a company-owned outlet when it began offering and selling franchises.
Results of Operations
For the three months ending March 31, 2009, Valiant had no activities that produced revenues from operations and incurred no expenses.
For the period from inception (June 24, 2008) through March 31, 2009, Valiant had no activities that produced revenues from operations and had a net loss of $5,000, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of Valiant and the filing of its Registration Statement on Form 10 filed in November 2008.

Liquidity and Capital Resources
As of March 31, 2009, Valiant had assets equal to $7,500 comprised exclusively of cash. Valiant had current liabilities of $5,000 as of March 31, 2009, comprising accounts payable to professionals.
The following is a summary of Valiant’s cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (June 24, 2008) through March 31, 2009

Operating activities	$—
Investing activities	$—
Financing activities	$7,500

Net effect on cash	$7,500
As of March 31, 2009, Valiant had nominal assets and had generated no revenues since inception. Valiant is also dependent upon the receipt of operating revenues from its recently purchased assets, and capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, Valiant may not be able to implement its plan of operations.
General Business Plan
We sell franchises for the right to establish and operate Accessible Home Health Care franchises, which is a home health care (medical and non-medical) business under the distinctive format and system and marks described below (collectively the “Accessible Home Health Care franchise” or “franchise”). As of the date of this report, we currently operate one company-owned home health care (medical and non-medical) business and have 75 franchisees. We continue to offer franchises both nationally and in some instances outside of the United States, e.g. in Canada and India. Our goal is to have at least 100 franchises by March 31, 2010, although there can be no guarantee that we will be able to meet this goal given the current state of the U.S. and international economies and other factors. We currently estimate in our Franchise Disclosure Document that prospective franchisees will incur an estimated initial investment of between $88,325 and $98,825 in order to establish and open one franchise.
Our current franchise fee for one franchise is $41,500 and we offer a discount in the case of multiple franchise purchases. Our franchisees pay us a royalty of 5% of gross sales. Gross sales” is defined in our franchise agreement as all sales of every kind and nature made at or by the franchise less applicable sales or other taxes and refunds and credits made in good faith to arms’ length clients in accordance with our standards and specifications for issuing such refunds or credits. Currently, we bill our franchisees for the royalties on a weekly basis.
In addition to the selling of franchises as described above, Valiant is and will continue to seek, investigate and, if such investigation warrants, acquire an interest in one or more other business entities or assets in the healthcare industry.
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

Valiant intends from time to time to seek financing for its activities through debt or equity offerings, or both. No assurance can be given that Valiant will be able to enter into any business combination, to have its securities publicly traded, or to obtain debt or equity financing.
The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of Valiant. In analyzing prospective business opportunities, Valiant may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Valiant to search for and enter into potential additional business opportunities.
Valiant is subject to the reporting requirements of the Exchange Act. Included in these requirements is the duty of Valiant to file audited financial statements reporting a business combination which is required to be filed with the Securities and Exchange Commission upon completion of the combination.
Search for Other Targets
Valiant does not anticipate utilizing any consultant or finder in locating or analyzing additional potential target entities or the assets of these entities. Valiant may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. Valiant may also locate a potential target entities or the assets of these entities through its business contacts or others who are aware or become aware of Valiant.
Valiant intends to restrict its search for business entities or assets engaged in the healthcare industry. Such an entity may be in its preliminary or development stage, already in operation, or in essentially any stage of its business life. Valiant believes that there are certain perceived advantages to being a public company such as, among others, increased visibility in the financial community, facilitation of borrowing from financial institutions, possible increased valuation, possible greater ease in raising capital, and enhanced corporate image.
Certain private companies may find a business combination with Valiant more attractive than the public offering of their own securities. Reasons for this may include the following:
•	inability to obtain an underwriter;
•	possible larger costs, fees and expenses of a public offering;
•	possible delays in the public offering process;
•	greater dilution of outstanding securities.
Since the effective date of Valiant’s registration statement on Form 10, Valiant has consummated one asset purchase from an entity with similar ownership. In addition, we recently signed a non-binding letter of intent with a durable medical equipment provider located in south Florida. We are currently conducting a legal and financial due diligence investigation on such entity and, assuming that such investigation concludes without any material issues that cannot be resolved, we hope to consummate the transaction by the end of June 2009. No assurances can be given that Valiant will be able to consummate the transaction with the durable medical equipment entity or enter into any other business combination.

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
Competition
While we believe that the market for home health care services (medical and non-medical) is not yet fully developed, it is highly competitive. We and our franchisees compete with other local, regional and national home health care businesses offering similar services. We believe that the marketing differentiation for our business is our network of national referral prospects, direct advertising, and proven marketing program. Some of our competitors include Brightstar, Right at Home, Comfort Keepers, Visiting Angels, Home Instead and Homewatch.

Valiant will also remain an insignificant participant among the firms which engage in business combinations and seeking business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Valiant. In view of Valiant’s combined extremely limited financial resources and limited management availability, Valiant will continue to be at a significant competitive disadvantage compared to Valiant’s competitors.
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
Changes in Internal Control Over Financial Reporting
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Valiant is not involved in any material legal proceedings as of the date of this report.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
None during the quarter ended March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2009

VALIANT HEALTHCARE, INC. (Registrant)
By:	/s/ Steven Turner
Steven Turner
President (Principal Executive Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002