Form 10-Q
period 2009-06-30
Valiant Healthcare, Inc.
filed 2009-09-21
CIK 1449491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53487
Valiant Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 26-2871644 (I.R.S. Employer Identification No.)

210 N. University Drive, Suite 810, Coral Springs, Florida (Address of principal executive offices)	33071 (Zip Code)
(954) 755-5564
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
As of September 21, 2009, the Registrant had 11,850,000 shares of its common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS
Valiant Healthcare, Inc.
Balance Sheet
as of June 30, 2009 (Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$11,790
Accounts Receivables	99,066
Notes Receivables, due < year	216,950
Other Assets	91,855

Total Current Assets	$419,661

Property & Equipment, net of accumulated depreciation of $34,140	$33,420
Security Deposits	13,500

Total Assets	$466,581

Liabilities
Accounts payable and accrued expenses	$75,639
Lease Payable	18,018
Deposit on Prospective Franchise Units	20,000
Short Term Loan	25,000
Provision for Income Taxes	27,175

Total Liabilities	$165,832

Stockholder’s Equity:
Common Stock, 100,000,000 shares authorized 11,850,000 shares @ .0001 par issued and outstanding	$1,185
Additional Paid in Capital	117,481
(Deficit) Accumulated During Development Stage	(5,000)
Retained Earnings	—
Current Retained Earnings	187,083

Total Stockholder’s Equity	300,749

Total Liabilities and Stockholder’s Equity	$466,581

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Statement of Operations
(unaudited)

	For the 6 Months	For the 3 Months
	Ended June 30, 2009	Ended June 30, 2009
Revenues	$472,471.00	$472,471.00
Cost and expenditures
Sales and Marketing	21,578	21,578
General and Administration	225,712	225,712

Total costs and expenses	247,290	247,290

Other Expenses/Income	10,923	10,923
Provision for Income Taxes	27,175	27,175

Net Profit	$187,083	$187,083

Weighted Average of Shares Outstanding	5,925,000	5,925,000

Profit per share, basic & diluted	$0.03	$0.03
Valiant Healthcare, Inc.
Earnings per share
as of June 30, 2009 (Unaudited)

	Common	Portion of	Weighted
	Stock	6-mth period	Share	Income/(Loss)	Earnings/Share
Beginning Shares outstanding	5,000,000	0.5	2,500,000

Isuance of Shares	6,850,000	0.5	3,425,000

Profit for April 1 — June 30, 2009	—	—	—	$187,083

Total weighted share as of June 30, 2009			5,925,000	$187,083	$0.03

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Statement of Stockholder’s Equity
For the Period from January 1, 2009 to June 30, 2009 (Unaudited)

				Additional
	Common			Paid In	Accumulated
	Stock	Par Value	Total	Capital	Earnings	Total
Balance, Beginning	1,000,000	0.0001	100	2,500	(5,000)	(2,400)

Issuance of Shares	10,850,000	0.000	1,085	114,981	—	116,066

Loss for the initial period	—	—	—	—	187,083	187,083

Balance, Ending	11,850,000		1,185	117,481	182,083	300,749

The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Statement of Cash Flows
For the Period from January 1, 2009 to June 30, 2009 (Unaudited)

Cash Flows from operating activities:
Net Income for the period	$187,083
Depreciation	3,128
Accounts Receivables	(99,066)
Other Current Assets	(322,305)
Net Increase in Accounts Payable and Accrued Expenses	70,639
Other Current Liabilities	63,018
Provisions for Income Tax	27,175

Net Cash Flows from operating activities	(70,328)

Cash Flows from Financing Activities
Common Stock Issued	$111,166

Net Cash Flows from Financing Activities	111,166

Cash Flows from Investing Activities
Additions to Property and Equipment	$(36,548)

Net Cash Flows from Investing Activities	(36,548)

Net Change in Cash and Cash Equivalents	$4,290

Cash and Cash Equivalents, Beginning Period	7,500

Cash and Cash Equivalents, Ending Period	$11,790

Supplemental Information
The accompanying notes are an integral part of these financial statements.

Valiant Healthcare, Inc.
Notes to Financial Statements
June 30, 2009
NOTE 1 — ORGANIZATION
Organization and Line of Business
Valiant Healthcare, Inc. (the “Company”) was formed as a blank check company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Delaware on June 24, 2008. On April 1, 2009, the Company consummated the acquisition of the domestic franchise-related assets of Accessible Healthcare Services, Inc., a Florida corporation, doing business as Accessible Home Health Care. Accessible Healthcare Services, Inc. was incorporated in the State of Florida on May 1, 2003. It began offering for sale franchises that operated under the “Accessible Home Health Care” name and marks on August 1, 2005. Its predecessor company providing home health services (medical and non-medical) was Accessible Nurse Registry, Inc, which was formed and conducted business since May 2001. This predecessor eventually became a company-owned outlet when it began offering and selling franchises.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation/Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company acquired the assets of an existing home health care business on April 1, 2009 and currently recognizes revenues from franchisee royalty and billing and payroll services/fees paid by its franchisees.
In order to grow its business, the Company intends to use funds from operations and to raise financing through private equity financing or other means and interests that it deems necessary to continue its plan of possible mergers, acquitions or other business combinations with complimentary businesses.
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
Fair Value of Financial Instruments
The estimated fair values of cash, notes receivables, and property and equipment, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Valiant Healthcare, Inc.
Notes to Financial Statements
June 30, 2008
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. A tax rate of 15% is currently being used. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.
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
NOTE 3 — STOCKHOLDER’S EQUITY
As of June 30, 2009 the Company has issued 11,850,000 shares of its common stock.

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
Results of Operations
Because Valiant was formed as a shell company in late June 2008, there are no comparable revenues or expenses or activities for the quarter ended June 30, 2008 as Valiant had no operating assets during the 2008 quarter. The revenues and expenses for the quarter ended June 30, 2009 were entirely related to the acquisition of the assets from Accessible Healthcare Services, Inc. as of April 1, 2009. Revenues for the quarter ended June 30, 2009 were $472,000. Sales and marketing expenses for the quarter ended June 30, 2009 were $22,000 and general and administration expenses for the quarter were $226,000. Other expenses for the quarter ended June 30, 2009 were $11,000. Provision for income taxes for the quarter ended June 30, 2009 were $27,000. Net profit for the quarter ended June 30, 2009 was $187,000. Basic and diluted profit per share for the quarter ended June 30, 2009 was $0.03.
Liquidity and Capital Resources
Prior to the acquisition of the assets from Accessible Healthcare Services, Inc. as of April 1, 2009, Valiant had no operating assets that produced any revenues. As of result of the acquisition, Valiant now receives most of its capital resources from the revenues generated from its home health care assets, through franchise fees generated from the sale of new franchises and from royalty fees and fees paid to Valiant for billing and payroll services conducted for franchisees. During the quarter ended June 30, 2009, Valiant issued one promissory note for $25,000 to one individual.

The following is a summary of Valiant’s net cash flows from operating, investing, and financing activities:
For the period from January 1, 2009 through June 30, 2009

Operating activities	$(70,328)
Investing activities	$(36,548)
Financing activities	$111,166

Net effect on cash	$4,290
General Business Plan
We sell franchises for the right to establish and operate Accessible Home Health Care franchises, which is a home health care (medical and non-medical) business under the distinctive format and system and marks described below (collectively the “Accessible Home Health Care franchise” or “franchise”). As of the date of this report, we currently operate one company-owned home health care (medical and non-medical) business and have approximately 75 franchisees. We continue to offer franchises both nationally and in some instances outside of the United States, e.g. in Canada and India. Our goal is to have at least 100 franchises by March 31, 2010, although there can be no guarantee that we will be able to meet this goal given the current state of the U.S. and international economies and other factors. We currently estimate in our Franchise Disclosure Document that prospective franchisees will incur an estimated initial investment of between $88,325 and $98,825 in order to establish and open one franchise.
Our current franchise fee for one franchise is $41,500 and we offer a discount in the case of multiple franchise purchases. Our franchisees pay us a royalty of 5% of gross sales. “Gross sales” is defined in our franchise agreement as all sales of every kind and nature made at or by the franchise less applicable sales or other taxes and refunds and credits made in good faith to arms’ length clients in accordance with our standards and specifications for issuing such refunds or credits. Currently, we bill our franchisees for the royalties on a weekly basis.
In addition to the selling of franchises as described above, Valiant is and will continue to seek, investigate and, if such investigation warrants, acquire an interest in one or more other business entities or assets in the health care industry.
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
Search for Other Targets
Valiant does not anticipate utilizing any consultant or finder in locating or analyzing additional potential target entities or the assets of these entities. Valiant may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. Valiant may also locate potential target entities or the assets of these entities through its business contacts or others who are aware or become aware of Valiant.
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
Since the effective date of Valiant’s registration statement on Form 10, Valiant has consummated one asset purchase from an entity with similar ownership. In addition, we recently signed a non-binding letter of intent with a durable medical equipment provider located in south Florida. We are currently conducting a legal and financial due diligence investigation on such entity and, assuming that such investigation concludes without any material issues that cannot be resolved, we hope to consummate the transaction by the end of 2009. No assurances can be given that Valiant will be able to consummate the transaction with the durable medical equipment entity or enter into any other business combination.
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
Valiant will also remain an insignificant participant among the firms which engage in business combinations and seek business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Valiant. In view of Valiant’s combined extremely limited financial resources and limited management availability, Valiant will continue to be at a significant competitive disadvantage compared to Valiant’s competitors.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (which currently is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our success depends to a significant extent on the skills and efforts of our executive management team and our consultants. We are currently in the process of obtaining “key man” life insurance for certain of these individuals. As of the date of this report, we have entered into employment agreements with certain of our key senior executives. Our success depends on our ability to attract and retain additional qualified employees and we believe that our future success will depend in part upon our ability to attract and retain additional qualified personnel. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. We cannot assure that we will be able to attract and retain key personnel. The loss of one or more key personnel could have a material adverse effect on us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 30, 2009, Valiant issued to one individual warrants to purchase 25,000 shares of Valiant’s common stock as part of the consideration for such individual loaning the Company $25,000 under a promissory note due March 31, 2010 at an interest rate of 12% pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no meetings of stockholders of Valiant during the period covered by this report. However, by unanimous consent action taken as of April 1, 2009, the stockholders of Valiant authorized and approved the acquisition of the assets of Accessible Healthcare Services, Inc. in exchange for certain shares of the common stock of Valiant. In addition by unanimous consent action taken as of April 1, 2009, the stockholders of Valiant (1) approved the increase of the Board of Directors from one to seven members and appointment to fill the vacancies created by such action; (2) approved the appointment of certain executive officers formerly with Accessible Healthcare Services, Inc. to Valiant following the asset acquisition; and (3) adopted the Valiant Healthcare, Inc. 2009 Stock Incentive Plan.
ITEM 6. EXHIBITS
Exhibits

2.1
Asset Purchase Agreement, dated as of April 1, 2009, by and between Valiant Healthcare, Inc. and Accessible Healthcare Services, Inc. (incorporated by reference from Valiant’s Current Report on Form 8-K filed on April 2, 2009).

10.1	Valiant Healthcare, Inc. 2009 Stock Incentive Plan (incorporated by reference from Valiant’s Current Report on Form 8-K filed on April 2, 2009).
10.2	Form of Employment Agreement for certain executives (incorporated by reference from Valiant’s Current Report on Form 8-K filed on April 2, 2009).
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 21, 2009

VALIANT HEALTHCARE, INC.
(Registrant)

By:	/s/ Steven Turner

Steven Turner
President
(Principal Executive Officer)

By:	/s/ Angela C. Rodriguez

Angela C. Rodriguez
Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Descriptions

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.